Form 10-K405
period 1999-12-31
PARAGON AUTO RECEIVABLES CORP
filed 2000-03-24
CIK 1068803

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                       FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934

                  For the fiscal year ended December 31, 1999

                       Commission File Number  33-63697
                                               --------

                     Paragon Auto Receivables Corporation
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                     33-0653501
---------------------------------          -------------------------------------
(State or Other Jurisdiction of               (U.S. Employer Identification No.)
 Incorporation or Organization)


27405 Puerta Real, suite 200, Mission Viejo, California       92691
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code      (949) 348-8700
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:     None.

Securities registered pursuant to Section 12(g) of the Act:     None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No  _______
                                               -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
            -----

                     DOCUMENTS INCORPORATED BY REFERENCE.

      No documents have been incorporated by reference in this Form 10-K.


--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                          Page
                                                                                                                          ----
PART I   .............................................................................................................     1
         Item 1.  Business............................................................................................     1
         Item 2. Properties...........................................................................................     1
         Item 3. Legal Proceedings....................................................................................     1
         Item 4. Submission of Matters to a Vote of Security Holders..................................................     1

PART II  .............................................................................................................     1
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters................................     1
         Item 6. Selected Financial Data..............................................................................     2
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations................     2
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk..........................................     2
         Item 8. Financial Statements and Supplementary Data..........................................................     2
         Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................     2

PART III .............................................................................................................     2
         Item 10. Directors and Executive Officers of the Registrants.................................................     2
         Item 11. Executive Compensation..............................................................................     2
         Item 12. Security Ownership of Certain Beneficial Owners and Management......................................     2
         Item 13. Certain Relationships and Related Transactions......................................................     2

PART IV  .............................................................................................................     2
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................     2,3

     In no-action letters issued to a variety of issuers of asset-backed or pass-through certificates representing ownership interests in, or of asset backed notes issued by, trusts established by financial institutions, whose principal assets are receivables generated under motor vehicle retail installment sales contracts owned by such institutions and transferred to such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See e.g., Bay
                                                                             ---
View Auto Trusts (January 15, 1998); Nissan Auto Receivables 1995-A Grantor
----------------                     --------------------------------------
Trust (June 28, 1996); CIT Group Securitization Corp. II (January 25, 1996); AFG
-----                  ---------------------------------                     ---
Receivables Trust 1995-A  (May 29, 1996); Old Kent Auto Receivables Trust 1995-A
------------------------                  --------------------------------------
(April 11, 1996); Mercedes-Benz Credit Corp.  (January 6, 1995); CIT Group
                  --------------------------                     ---------
Securitization Corp.  (April 15, 1994); Western Financial Savings Bank, F.S.B.
--------------------                    --------------------------------------
(January 7, 1994);  Toyota Motor Credit Corp.  (November 11, 1993); Hyundai
                    -------------------------                       -------
Motor Finance Co. (August 20, 1993); World Omni Financial Corp. (March 24,
-----------------                    --------------------------
1993); American Honda Receivables Corp. (March 12, 1993); and Volvo Auto
       --------------------------------                       ----------
Receivables Grantor Trust 1992-B (January 28, 1993).
--------------------------------

     The Paragon Auto Receivable Owner Trust 1999-A (the "Trust") was formed pursuant to a Trust Agreement, dated as of March 15, 1999 (the "Agreement"), between Paragon Auto Receivables Corporation ("Paragon Auto") and Wilmington Trust Company, as Owner Trustee. The assets of the Trust include, among other things, receivables consisting of motor vehicle installment contracts ("Receivables") secured by motor vehicles, rights to receive certain principal and interest payments with respect to such Receivables, security interests in the motor vehicles financed thereby and the proceeds thereof. On March 30, 1999, the Trust issued $100,000,000 5.95% Class A Asset Backed Notes (the "Notes").

     This Annual Report on Form 10-K has been filed in substantially the form that the Division of Corporate Finance, in the no-action letters referred to above, has stated that it would not object to.

                                    PART I

Item 1.  Business.

         Omitted.

Item 2,  Properties.

         The assets of the Trust include, among other things, receivables consisting of simple interest motor vehicle installment contracts secured by a motor vehicle, rights to receive certain principal and interest payments with respect to such Receivables, security interests in the motor vehicles financed thereby, and the proceeds thereof.

Item 3.  Legal Proceedings.

         None with respect to the Notes or the Trust.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None with respect to the Notes or the Trust.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         To the best knowledge of Paragon Auto Receivables Corporation and the Trust, there is no established public trading market for the Notes.

     One certificate representing a fractional undivided interest in the Trust (the "Certificate") was issued to Paragon Auto in the principal amount of $2,564,102.56. All of the Notes are registered in the name of Cede & Co., as the nominee of The Depository Trust Company ("DTC"). As of January 15, 2000, there were 13 participants listed by DTC, in the DTC system, as holding positions in the Notes.

     The Trust does not pay dividends on the Notes.

     The Trust used the net proceeds from the sale of the Notes and the Certificate to purchase the Receivables from Paragon Auto, which in turn used such proceeds to make the initial deposit into a reserve account and to purchase the Receivables from Paragon Acceptance Corporation, a Delaware Corporation.

Item 6.  Selected Financial Data.

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Omitted.

Item 8.  Financial Statements and Supplementary Data.

         Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrants.

         Omitted.

Item 11. Executive Compensation.

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Paragon Auto holds 100% of the Certificate in the principal amount of $2,564,102.56.

Item 13. Certain Relationships and Related Transactions.

         None.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  Listed below are the documents filed as part of this report:

     Exhibit
       No.    Document Description
     -------  --------------------

     20.1 Servicer's Report and Notheholder and Certificateholder Statement dated as of January 15, 2000.

     (b)      Reports on Form 8-K:

     With respect to the last quarter of 1999, the following Form 8-K's were filed with the Commission:

     Date                  Items Listed
     ----                  ------------

     September 20, 1999    Servicer's Report and Monthly Noteholder and
                           Certificateholder Statement, dated as of September
                           15, 1999.

     November 03, 1999     Servicer's Report and Monthly Noteholder and
                           Certificateholder Statement, dated as of October 15,
                           1999.

     November 30, 1999     Servicer's Report and Monthly Noteholder and
                           Certificateholder Statement, dated as of November 15,
                           1999.

     December 29, 1999     Servicer's Report and Monthly Noteholder and
                           Certificateholder Statement, dated as of December 15,
                           1999.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                     PARAGON AUTO RECEIVABLES CORPORATION
                                  (Registrant)



Dated: March 24, 2000    By: /S/ James E. Stublarec
                         ------------------------------------------------------
                         Name: James E. Stublarec
                         Title: Vice President, Finance

                               INDEX TO EXHIBITS



Exhibit
  No.       Document Description
-------     --------------------

20.1 Servicer's Report and Noteholder and Certificateholder Statement, dated as of January 15, 2000.